Form 10-Q
period 2001-03-31
SPICOLOGY COM
filed 2001-05-16
CIK 1123797

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER: 333-50914
                                                --------

                                SPICOLOGY, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          California                                   91-2021595
----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


                                809 Ocean Avenue
                          Seal Beach, California 90740
                                 (562) 596-6646
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock as of March 31, 2001:
2,030,900 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE


                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                              BALANCE SHEETS


                                                        March 31, 2001      December 31, 2000
                                                        --------------      -----------------
Assets: ............................................      $  --                    $  --
                                                          =======                  =======
Liabilities - Accounts Payable .....................      $  --                    $  --
                                                          -------
Stockholders' Equity:
 common stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 2,000,000 shares at December 31, 2000           2,000                     2,000
  Paid-In Capital ..................................       2,000                     2,000
Retained Deficit                                          (4,000)                   (4,000)
                                                           ------                   -------
     Total Stockholders' Equity ....................         --                       --
                                                           -------                  -------
     Total Liabilities and
       Stockholders' Equity ........................      $  --                    $  --
                                                           =======                  =======



                The accompanying notes are an integral part of these financial statements.



                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF OPERATION


                                                      December 31, 2000        March 31, 2001
                                                      -----------------        --------------
Revenues: ..................................      $        --                  $         --

Expenses:
General and Administrative Expenses: ....         $     4,000                  $     4,000
                                                        ------                      ------

     Net Loss ..............................      $     (4,000)                $    (4,000)
                                                        ======                       ======
Loss per share (basic and diluted)..........      $     (.002)                 $     (.002)
                                                        ======                       ======

Weighted average common shares outstanding            2,000,000                    2,000,000

                The accompanying notes are an integral part of these financial statements.

                                        F-3



                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD MARCH 21, 2000
                                         THROUGH MARCH 31, 2001

                                Common stock                    Additional
                              Number of Shares       Amount     Paid in     Retained
                                                                Capital     (Deficit)   Total
                              -----------------     --------    ---------   ---------   -----
Stocks issued for cash                                            $2,000                $2,000
Stocks issued for services     2,000,000            $2,000                              $2,000

Net loss for the period                                                     $(2,000)   $(2,000)
12/31/2000
Balance at 3/31/2001           2,000,000            $2,000         $2,000   $(4,000)   $     0
                              -----------------     --------    ---------   ---------   -----


              The accompanying notes are an integral part of these financial statements.






                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS
                                For the period March 21, 2000 (inception)
                                    through December 31, 2000
CASH FLOWS FROM OPERATING
ACTIVITIES:
Operating Activities
Net Loss ............................................   $(4,000)          $ -0-
                                                         -------          -------
 Adjustments to reconcile net loss to
 net cash used in operating activities
    Stocks issued for services at fair value              2,000           $ -0-
                                                         -------          -------
  Net Cash Used by operating activities ......... ...    (2,000)          $ -0-
                                                         -------          -------
Financing activities
   Stockholder contribution                               2,000           $ -0-
                                                         -------          -------
Net Cash Provided by
  Financing Activities ..............................     2,000           $ -0-
                                                         -------          -------
Net increase (decrease) in cash and cash equivalents        --               --
Cash and Cash Equivalents
  Beginning of Year.. ............................          --               --
Cash and Cash Equivalents
  End of Year  .................................        $   --               --
                                                         =======          =======
Non cash activities:
 Stocks issued for services as fair value               $ 2,000           $ -0-

                The accompanying notes are an integral part of these financial statements.



                                SPICOLOGY, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 March 31, 2001

NOTE 1   NATURE OF BUSINESS

Spicology, Inc. was incorporated under the laws of the State of California on March 21, 2000. It is engaged in the business of selling culinary spices from its e-commerce equipped web site, which is now in development. Spicology has been in the development stage since its formation. Planned principal operations have commenced recently but have not generated any revenue.

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

Basis - Spicology uses the accrual method of accounting.
Cash and cash equivalents - Spicology considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents. Primary earnings per share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully diluted earnings per share shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

 Estimates   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

NOTE 3   INCOME TAXES

Spicology has adopted the provisions of SFAS No. 109 "Accounting for Income
Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Spicology, Inc. has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

NOTE 4   RELATED PARTY TRANSACTIONS

Spicology issued 1,800,000 shares of unregistered common stock to its sole officer in exchange for his services. These were recorded in the books at par value ($.001).

Spicology shares office space and telephone services of its president at no charge, and it pays no officer salaries at the present time.

It also shares office space and telephone services of the President of Spicology at no charge. General and administrative expenses were also paid to officers who are also stockholders of Spicology.


NOTE 5   GOING CONCERN
Spicology has nominal assets and no current operations with which to create operating capital. It seeks to raise operating capital through private placements of its common stock. However, it is unknown if such offering or negotiations will be successful.


       -----------------------------------------------------------------
       -----------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT
INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of establishing a web site for spice sales. The Company has just commenced operations, and a comparative analysis of financial information is not relevant.


PART II.

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE




                                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICOLOGY.COM

Dated:    April 27, 2001            By:          Rick Feinstein
                                                ---------------------
                                                 Rick Feinstein, President


Dated:    April 27, 201             By:    Rick Feinstein
                                        ------------------------------
                                           Rick Feinstein
                                           Chief Financial Officer


