Form 10-Q
period 2001-06-30
SPICOLOGY COM
filed 2001-08-09
CIK 1123797

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

The number of shares of the registrant's common stock as of June 30, 2001:
2,030,900 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                              BALANCE SHEETS


                                                        December 31, 2000      June 30, 2001
                                                        -----------------      -------------
Assets: ............................................      $  --                    $  --
                                                          =======                  =======
Liabilities - Accounts Payable .....................      $  --                    $  --
                                                           ------                   -------
Stockholders' Equity:
 common stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 2,000,000 shares at December 31, 2000           2,000                     2,015
  Paid-In Capital ..................................       2,000                    17,385
Retained Deficit                                          (4,000)                  (14,000)
                                                           ------                   -------
     Total Stockholders' Equity ....................         --                       --
                                                           -------                  -------
     Total Liabilities and
       Stockholders' Equity ........................      $  --                    $  --
                                                           =======                  =======



                The accompanying notes are an integral part of these financial statements.


                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF OPERATION


                                                      June 30, 2000            June 30, 2001
                                                      -----------------        --------------
Revenues: ..................................      $        --                  $         --

Expenses:
General and Administrative Expenses: ....         $     4,000                  $     15,400
                                                        ------                       ------

     Net Loss ..............................      $     (4,000)                $    (15,400)
                                                        ======                       ======
Loss per share (basic and diluted)..........      $     (.002)                 $     (.007)
                                                        ======                       ======

Weighted average common shares outstanding            2,000,000                    2,030,800







                The accompanying notes are an integral part of these financial statements.





                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD MARCH 21, 2000
                                          THROUGH JUNE 30, 2001

                                Common stock                    Additional
                              Number of Shares       Amount     Paid in     Retained
                                                                Capital     (Deficit)   Total
                              -----------------     --------    ---------   ---------   -----
Stocks issued for cash                                           $ 2,000                $2,000
Stocks issued for services     2,000,000            $2,000                              $2,000

Net loss for the
 period 12/31/2000                                                          $(2,000)   $(2,000)

Balance at 12/31/2000          2,000,000            $2,000       $ 2,000    $(4,000)   $     0
                              -----------------     --------    ---------   ---------   -----
Stocks issued for
 cash 5/1/2001                    30,800            $   15       $15,385

Net loss for the
 period 6/30/01                                                            $(15,400)   $     0

Balance at 6/30/01             2,030,800            $2,015       $17,385   $(19,400)   $     0
                              -----------------     --------    ---------   ---------   -----



              The accompanying notes are an integral part of these financial statements.





                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS

                                                      June 30, 2000      June 30, 2001
CASH FLOWS FROM OPERATING                             -------------      -------------
ACTIVITIES:

Operating Activities
Net Loss ............................................   $(4,000)          $ 15,400
                                                         -------          -------
 Adjustments to reconcile net loss to
 net cash used in operating activities
    Stocks issued for services at fair value              2,000           $ -0-
                                                         -------          -------
  Net Cash Used by operating activities ......... ...    (2,000)          $(15,400)
                                                         -------          -------
Financing activities
   Stockholder contribution                               2,000           $ -0-
                                                         -------          -------
Net Cash Provided by
  Financing Activities ..............................     2,000           $ 15,400
                                                         -------          -------
Net increase (decrease) in cash and cash equivalents        --               --
Cash and Cash Equivalents
  Beginning of Year.. ............................          --            $ 15,400
Cash and Cash Equivalents
  End of Year  .................................        $   --               --
                                                         =======          =======
Non cash activities:
 Stocks issued for services as fair value               $ 2,000           $ -0-

                The accompanying notes are an integral part of these financial statements.


                                SPICOLOGY, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2001

                                    GENERAL
                                    -------

SPICOLOGY, INC.,(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

                             UNAUDITED INFORMATION
                             ---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

     In this report references to "we," "us," and "our" refer to SPICOLOGY, INC.

                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within MERCURY SOFTWARE's control. These factors include but are not limited to economic conditions generally and in the industries in which SPICOLOGY, INC. may participate; competition within SPICOLOGY, INC.'s chosen industry, including competition from much larger competitors; technological advances and failure by SPICOLOGY, INC. to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended March 31, 2001 was $0, compared to a net loss of $102 for the same period of 2000.

The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of March 31, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2001 and the period March 31, 2000 would not be meaningful.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


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

SPICOLOGY.COM

Dated:    August 6, 2001            By:          Rick Feinstein
                                                ---------------------
                                                 Rick Feinstein, President



Dated:    August 6, 2001             By:    Rick Feinstein
                                        ------------------------------
                                           Rick Feinstein
                                           Chief Financial Officer