Form 10-Q
period 2001-09-01
SPICOLOGY COM
filed 2001-10-18
CIK 1123797

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

The number of shares of the registrant's common stock as of September 30, 2001:
2,030,900 shares.

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


                                                        December 31, 2000      September 30, 2001
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


                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF OPERATION


                                                      September 30, 2000        June 30, 2001
                                                      ------------------        --------------
Revenues: ..................................      $        --                  $         --

Expenses:
General and Administrative Expenses: ....         $      4,000                 $     15,400
                                                        ------                       ------

     Net Loss ..............................      $     (4,000)                $    (15,400)
                                                        ======                       ======
Loss per share (basic and diluted)..........      $     (.002)                 $     (.007)
                                                        ======                       ======

Weighted average common shares outstanding            2,000,000                    2,030,800







                The accompanying notes are an integral part of these financial statements.





                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD MARCH 21, 2000
                                       THROUGH SEPTEMBER 30, 2001

                                Common stock                    Additional
                              Number of Shares       Amount     Paid in     Retained
                                                                Capital     (Deficit)   Total
                              -----------------     --------    ---------   ---------   -----
Stocks issued for cash                                           $ 2,000                $2,000
Stocks issued for services     2,000,000            $2,000                              $2,000

Net loss for the
 period 12/31/2000                                                          $(2,000)   $(2,000)

Balance at 12/31/2000          2,000,000            $2,000       $ 2,000    $(4,000)   $     0
                              -----------------     --------    ---------   ---------   -----
Stocks issued for
 cash 5/1/2001                    30,800            $   15       $15,385

Net loss for the
 period 9/30/01                                                            $(15,400)   $     0

Balance at 9/30/01             2,030,800            $2,015       $17,385   $(19,400)   $     0
                              -----------------     --------    ---------   ---------   -----



              The accompanying notes are an integral part of these financial statements.





                                             SPICOLOGY, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS

                                                    September 30, 2000  September 30, 2001
CASH FLOWS FROM OPERATING                           ------------------  ------------------
ACTIVITIES:

Operating Activities
Net Loss ............................................   $(4,000)          $ 15,400
                                                         -------          -------
 Adjustments to reconcile net loss to
 net cash used in operating activities
    Stocks issued for services at fair value              2,000           $ -0-
                                                         -------          -------
  Net Cash Used by operating activities ......... ...    (2,000)          $(15,400)
                                                         -------          -------
Financing activities
   Stockholder contribution                               2,000           $ -0-
                                                         -------          -------
Net Cash Provided by
  Financing Activities ..............................     2,000           $ 15,400
                                                         -------          -------
Net increase (decrease) in cash and cash equivalents        --               --
Cash and Cash Equivalents
  Beginning of Year.. ............................          --            $ 15,400
Cash and Cash Equivalents
  End of Year  .................................        $   --               --
                                                         =======          =======
Non cash activities:
 Stocks issued for services as fair value               $ 2,000           $ -0-

                The accompanying notes are an integral part of these financial statements.


                                SPICOLOGY, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2001

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the six months ended September 30, 2001 was $0, compared to a net loss of $102 for the same period of 2000.

The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of September 30, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended September 30, 2001 and the period September 30, 2000 would not be meaningful.

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

                                                 SPICOLOGY.COM

Dated:    October 16, 2001            By:        Rick Feinstein
                                                 ------------------------
                                                 Rick Feinstein, President



Dated:    October 16, 2001            By:    Rick Feinstein
                                           ------------------------
                                           Rick Feinstein
                                           Chief Financial Officer